Form 10-Q
period 2025-09-30
Crane Harbor Acquisition Corp.
filed 2025-11-12
CIK 2054174

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

 ☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended September 30, 2025

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

As of November 12, 2025, there were 22,640,000 Class A ordinary shares, $0.0001 par value and 7,333,333 Class B ordinary shares, $0.0001 par value, issued and outstanding.

CRANE HARBOR ACQUISITION CORP.

FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 2025

TABLE OF CONTENTS

Page
Part I. Financial Information	1
Item 1. Financial Statements	1
Condensed Balance Sheet as of September 30, 2025 (Unaudited)	1
Condensed Statements of Operations for the Three Months Ended September 30, 2025 and for the Period from January 2, 2025 (Inception) through September 30, 2025 (Unaudited)	2
Condensed Statements of Changes in Shareholders’ Deficit for the Three Months Ended September 30, 2025 and for the Period from January 2, 2025 (Inception) through September 30, 2025 (Unaudited)	3
Condensed Statement of Cash Flows for the Period from January 2, 2025 (Inception) through September 30, 2025 (Unaudited)	4
Notes to Condensed Financial Statements (Unaudited)	5
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	17
Item 3. Quantitative and Qualitative Disclosures About Market Risk	19
Item 4. Controls and Procedures	19
Part II. Other Information	20
Item 1. Legal Proceedings	20
Item 1A. Risk Factors	20
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	20
Item 3. Defaults Upon Senior Securities	20
Item 4. Mine Safety Disclosures	20
Item 5. Other Information	21
Item 6. Exhibits	21
Part III. Signatures	22

i

PART I - FINANCIAL INFORMATION

Item 1. Interim Financial Statements.

CRANE HARBOR ACQUISITION CORP.

CONDENSED BALANCE SHEET

SEPTEMBER 30, 2025

(UNAUDITED)

ASSETS
Current assets
Cash	$572,424
Prepaid expenses	373,546
Total Current Assets	945,970

Long-term prepaid insurance	65,168
Cash and investments held in Trust Account	223,843,371
TOTAL ASSETS	$224,854,509

LIABILITIES, CLASS A ORDINARY SHARES SUBJECT TO POSSIBLE REDEMPTION, AND SHAREHOLDERS’ DEFICIT
Current liabilities
Accrued expenses	$263,635
Accrued offering costs	75,000
Total Current Liabilities	338,635

Deferred underwriting fee	8,800,000
Total Liabilities	9,138,635

Commitments and Contingencies (Note 6)

Class A ordinary shares subject to possible redemption 22,000,000 shares at $10.17 per share redemption value	223,843,371

Shareholders’ Deficit
Preference shares, $0.0001 par value; 5,000,000 shares authorized; none issued or outstanding	—
Class A ordinary shares, $0.0001 par value; 500,000,000 shares authorized; 640,000 shares issued and outstanding (excluding 22,000,000 shares subject to possible redemption)	64
Class B ordinary shares, $0.0001 par value; 50,000,000 shares authorized; 7,333,333 shares issued and outstanding	733
Additional paid-in capital	—
Accumulated deficit	(8,128,294)
Total Shareholders’ Deficit	(8,127,497)
TOTAL LIABILITIES, CLASS A ORDINARY SHARES SUBJECT TO POSSIBLE REDEMPTION, AND SHAREHOLDERS’ DEFICIT	$224,854,509

The accompanying notes are an integral part of the unaudited condensed financial statements.

CRANE HARBOR ACQUISITION CORP.

CONDENSED STATEMENTS OF OPERATIONS

(UNAUDITED)

	FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2025	FOR THE PERIOD FROM JANUARY 2, 2025 (INCEPTION) THROUGH SEPTEMBER 30, 2025
Formation, general, and administrative costs	$506,898	$765,723
Loss from operations	(506,898)	(765,723)

Other income:
Interest earned on investments held in Trust Account	2,425,410	3,843,371

Net income	$1,918,512	$3,077,648

Weighted average shares outstanding, Class A ordinary shares	22,640,000	12,949,077

Basic net income per share, Class A ordinary shares	$0.06	$0.16

Weighted average shares outstanding, Class A ordinary shares	22,640,000	12,949,077

Diluted net income per share, Class A ordinary shares	$0.06	$0.15

Weighted average shares outstanding, Class B ordinary shares	7,333,333	6,900,369

Basic net income per share, Class B ordinary shares	$0.06	$0.16

Weighted average shares outstanding, Class B ordinary shares	7,333,333	7,273,063

Diluted net income per share, Class B ordinary shares	$0.06	$0.15

The accompanying notes are an integral part of the unaudited condensed financial statements.

CRANE HARBOR ACQUISITION CORP.

CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIT

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2025 AND

FOR THE PERIOD FROM JANUARY 2, 2025 (INCEPTION) THROUGH SEPTEMBER 30, 2025

(UNAUDITED)

	Class A Ordinary Shares		Class B Ordinary Shares		Additional Paid-in	Accumulated	Total Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance — January 2, 2025 (Inception)	—	$—	—	$—	$—	$—	$—

Issuance of Class B ordinary shares to Sponsor	—	—	7,666,667	767	24,233	—	25,000

Net loss	—	—	—	—	—	(60,313)	(60,313)

Balance – March 31, 2025	—	—	7,666,667	767	24,233	(60,313)	(35,313)

Sale of 640,000 Private Placement Units	640,000	64	—	—	6,399,936	—	6,400,000

Forfeiture of Founder Shares	—	—	(333,334)	(34)	34	—	—

Fair value of rights included in Public Units	—	—	—	—	3,740,000	—	3,740,000

Allocated value of transaction costs to Class A ordinary shares	—	—	—	—	(250,680)	—	(250,680)

Accretion for Class A ordinary shares to redemption amount	—	—	—	—	(9,913,523)	(8,780,532)	(18,694,055)

Net income	—	—	—	—	—	1,219,449	1,219,449

Balance – June 30, 2025	640,000	64	7,333,333	733	—	(7,621,396)	(7,620,599)

Accretion for Class A ordinary shares to redemption amount	—	—	—	—	—	(2,425,410)	(2,425,410)

Net income	—	—	—	—	—	1,918,512	1,918,512

Balance – September 30, 2025	640,000	$64	7,333,333	$733	$—	$(8,128,294)	$(8,127,497)

The accompanying notes are an integral part of the unaudited condensed financial statements.

CRANE HARBOR ACQUISITION CORP.

CONDENSED STATEMENT OF CASH FLOWS

FOR THE PERIOD FROM JANUARY 2, 2025 (INCEPTION) THROUGH SEPTEMBER 30, 2025

(UNAUDITED)

Cash Flows from Operating Activities:
Net income	$3,077,648
Adjustments to reconcile net income to net cash used in operating activities:
Interest earned on investments held in Trust Account	(3,843,371)
Formation costs paid by Sponsor in exchange for issuance of Class B ordinary shares	14,204
Payment of general and administrative costs through promissory note – related party	10,420
Reclass from accrued offering costs to accrued expenses	(66,737)
Changes in operating assets and liabilities:
Prepaid expenses	(373,546)
Long-term prepaid insurance	(65,168)
Accrued expenses	263,634
Net cash used in operating activities	(982,916)

Cash Flows from Investing Activities:
Cash and investments held in Trust Account	(220,000,000)
Net cash used in investing activities	(220,000,000)

Cash Flows from Financing Activities:
Proceeds from sale of Units, net of underwriting discounts paid	215,600,000
Proceeds from sale of Private Units	6,400,000
Proceeds from promissory note – related party	101,201
Repayment of promissory note – related party	(150,005)
Payment of offering costs	(395,856)
Net cash provided by financing activities	221,555,340

Net Change in Cash	572,424
Cash – Beginning of period	—
Cash – End of period	$572,424

Non-Cash investing and financing activities:
Offering costs included in accrued offering costs	$75,000
Deferred offering costs paid by Sponsor in exchange for the issuance of Class B ordinary shares	$10,796
Deferred underwriting fee	$8,800,000
Forfeiture of founder shares	$34

The accompanying notes are an integral part of the unaudited condensed financial statements.

CRANE HARBOR ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2025

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

As of September 30, 2025, the Company had not yet commenced operations. All activity for the period from January 2, 2025 (inception) through September 30, 2025 relates to the Company’s formation and the initial public offering (“Initial Public Offering”), which is described below, and subsequent to the Initial Public Offering, identifying a target company for a Business Combination. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company generates non-operating income in the form of interest income from the proceeds derived from the Initial Public Offering and placed in the Trust Account (as defined below). The Company has selected December 31 as its fiscal year end.

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

SEPTEMBER 30, 2025

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

All of the Public Shares contain a redemption feature which allows for the redemption of such Public Shares in connection with the Company’s liquidation, if there is a shareholder vote or tender offer in connection with the initial Business Combination and in connection with certain amendments to the Company’s Amended and Restated Memorandum and Articles of Association (the “Amended and Restated Memorandum and Articles of Association”). In accordance with U.S. Securities and Exchange Commission (“SEC”) guidance on redeemable equity instruments, which has been codified in Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 480, “Distinguishing Liabilities from Equity” (“ASC 480”), paragraph 10-S99, redemption provisions not solely within the control of a company require ordinary shares subject to redemption to be classified outside of permanent equity. Accordingly, all of the Public Shares were presented as temporary equity, outside of the shareholders’ deficit section of the Company’s condensed balance sheet. Given that the Public Shares were issued with other freestanding instruments (i.e., public rights), the initial carrying value of Class A ordinary shares classified as temporary equity were the allocated proceeds determined in accordance with FASB ASC Topic 470-20, “Debt with Conversion and Other Options.” The resulting discount to the initial carrying value of temporary equity was accreted upon closing the Initial Public Offering such that the carrying value will equal the redemption value on such date. The accretion or remeasurement was recognized as a reduction to retained earnings, or in absence of retained earnings, additional paid-in capital. Accretion associated with the redeemable Class A ordinary shares is excluded from earnings per share as the redemption value approximates fair value. The Public Shares are redeemable and were classified as such on the balance sheet until such date that a redemption event takes place.

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

SEPTEMBER 30, 2025

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

Liquidity, Capital Resources and Going Concern

As of September 30, 2025, the Company had $572,424 of cash and working capital of $607,335.

In connection with the Company’s assessment of going concern considerations in accordance with ASC 205-40, “Going Concern,” as of September 30, 2025, the Company may need to raise additional capital through loans or additional investments from its Sponsor, shareholders, officers, directors, or third parties. The Company’s officers, directors and Sponsor may, but are not obligated to, loan the Company funds, from time to time or at any time, in whatever amount they deem reasonable in their sole discretion, to meet the Company’s working capital needs. Accordingly, the Company may not be able to obtain additional financing. If the Company is unable to raise additional capital, it may be required to take additional measures to conserve liquidity, which could include, but not necessarily be limited to, curtailing operations, suspending the pursuit of a potential transaction, and reducing overhead expenses. The Company cannot provide any assurance that new financing will be available to it on commercially acceptable terms, if at all.

The Company’s liquidity condition raises substantial doubt about the Company’s ability to continue as a going concern for a period of time within one year after the date that the accompanying condensed financial statements are issued. Management plans to address this uncertainty through a Business Combination. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate after the Combination Period. The Company intends to complete the initial Business Combination before the end of the Combination Period. However, there can be no assurance that the Company will be able to consummate any Business Combination by the end of the Combination Period.

CRANE HARBOR ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2025

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

The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s prospectus for its Initial Public Offering as filed with the SEC on April 25, 2025, as well as the Company’s Current Report on Form 8-K, as filed with the SEC on May 2, 2025. The interim results for the three months ended September 30, 2025 and for the period from January 2, 2025 (inception) through September 30, 2025 are not necessarily indicative of the results to be expected for the year ending December 31, 2025 or for any future periods.

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

Use of Estimates

The preparation of unaudited condensed financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the unaudited condensed financial statements. Actual results could differ from those estimates.

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had $572,424 in cash and no cash equivalents as of September 30, 2025.

Cash and Investments Held in Trust Account

As of September 30, 2025, the assets held in the Trust Account, amounting to $223,843,371, were held in cash and in treasury bills.

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

SEPTEMBER 30, 2025

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

Fair value of financial instruments

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under ASC 820, “Fair Value Measurements”, approximately the carrying amounts represented in the condensed balance sheet, primarily due to their short-term nature.

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

ASC Topic 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company’s management determined that the Cayman Islands is the Company’s major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. As of September 30, 2025, there were no unrecognized tax benefits and no amounts accrued for interest and penalties. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

The Company is considered to be an exempted Cayman Islands company with no connection to any other taxable jurisdiction and is presently not subject to income taxes or income tax filing requirements in the Cayman Islands or the United States. As such, the Company’s tax provision was zero for the periods presented.

Share rights

The Company accounts for the Public Rights and private placement rights (together, the “rights”) issued in connection with the Initial Public Offering and the private placement in accordance with the guidance contained in FASB ASC Topic 815, “Derivatives and Hedging”. Accordingly, the Company evaluated and classified the rights as permanent equity at their assigned value.

CRANE HARBOR ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2025

(Unaudited)

Class A Ordinary Shares Subject to Possible Redemption

The Public Shares contain a redemption feature which allows for the redemption of such Public Shares in connection with the Company’s liquidation, or if there is a shareholder vote or tender offer in connection with the Company’s initial Business Combination. In accordance with ASC 480-10-S99, the Company classifies Public Shares subject to redemption outside of permanent equity as the redemption provisions are not solely within the control of the Company. The Company recognizes changes in redemption value immediately as they occur and will adjust the carrying value of redeemable shares to equal the redemption value at the end of each reporting period. Immediately upon the closing of the Initial Public Offering, the Company recognized the accretion from initial book value to redemption value. The change in the carrying value of redeemable shares will result in charges against additional paid-in capital (to the extent available) and then to accumulated deficit. Accordingly, as of September 30, 2025, Class A ordinary shares subject to possible redemption are presented at redemption value as temporary equity, outside of the shareholders’ deficit section of the Company’s condensed balance sheet. As of September 30, 2025, the Class A ordinary shares subject to possible redemption reflected in the condensed balance sheet are reconciled in the following table:

Gross proceeds	$220,000,000
Less:
Proceeds allocated to Public Rights	(3,740,000)
Class A ordinary shares issuance cost	(13,536,093)
Plus:
Remeasurement of carrying value to redemption value	17,276,093
Class A Ordinary Shares subject to possible redemption, April 28, 2025	220,000,000
Plus:
Remeasurement of carrying value to redemption value	1,417,961
Class A Ordinary Shares subject to possible redemption, June 30, 2025	221,417,961
Plus:
Remeasurement of carrying value to redemption value	2,425,410
Class A Ordinary Shares subject to possible redemption, September 30, 2025	$223,843,371

Net income per Ordinary Share

The Company complies with accounting and disclosure requirements of FASB ASC Topic 260, “Earnings Per Share.” Income and losses are shared pro rata to the shares. Net income per Ordinary Share is computed by dividing net income by the weighted average number of Ordinary Shares outstanding for the period. Accretion associated with the redeemable Ordinary Shares is excluded from net income per Ordinary Share as the redemption value approximates fair value.

The calculation of diluted income per Ordinary Share does not consider the effect of the rights issued in connection with the (i) Initial Public Offering, (ii) the exercise of the over-allotment option and (iii) Private Placement, since the average price of the Ordinary Shares for the nine months ended September 30, 2025 was less than the exercise price and therefore, the inclusion of such rights under the Treasury stock method would be anti-dilutive and the exercise is contingent upon the occurrence of future events.

CRANE HARBOR ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2025

(Unaudited)

The following table reflects the calculation of basic and diluted net income per Ordinary Share:

	For the Three Months Ended September 30, 2025		For the Period from January 2, 2025 (inception) through September 30, 2025
	Class A	Class B	Class A	Class B
	Ordinary Shares	Ordinary Shares	Ordinary Shares	Ordinary Shares
Basic net income per ordinary share
Numerator:
Allocation of net income, as adjusted	$1,449,125	$469,387	$2,007,749	$1,069,899

Denominator:
Basic weighted average ordinary shares outstanding	22,640,000	7,333,333	12,949,077	6,900,369
Basic net income per ordinary share	$0.06	$0.06	$0.16	$0.16

	For the Three Months Ended September 30, 2025		For the Period from January 2, 2025 (inception) through September 30, 2025
	Class A	Class B	Class A	Class B
	Ordinary Shares	Ordinary Shares	Ordinary Shares	Ordinary Shares
Diluted net income per ordinary share
Numerator:
Allocation of net income, as adjusted	$1,449,125	$469,387	$1,970,746	$1,106,902

Denominator:
Diluted weighted average ordinary shares outstanding	22,640,000	7,333,333	12,949,077	7,273,063
Diluted net income per ordinary share	$0.06	$0.06	$0.15	$0.15

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

SEPTEMBER 30, 2025

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

SEPTEMBER 30, 2025

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

Working capital loans

In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor, members of the Company’s founding team or any of their affiliates may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a Business Combination, the Company would repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, up to $2.5 million of such Working Capital Loans may be converted into units of the post Business Combination entity at a price of $10.00 per unit. The units would be identical to the Private Placement Units. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. As of September 30, 2025, the Company had no borrowings under the Working Capital Loans.

Administrative support agreement

Commencing on April 25, 2025, the date the Company’s securities were first listed on Nasdaq, the Company agreed to reimburse the Sponsor or an affiliate thereof in an amount equal to $20,000 per month for office space, utilities and secretarial and administrative support services. Upon completion of the initial Business Combination or the Company’s liquidation, the Company will cease paying these monthly fees. For the three months ended September 30, 2025 and for the period from April 28, 2025 through September 30, 2025, the Company incurred $60,000 and $103,333 in fees, respectively. As of September 30, 2025, the Company accrued $20,000 under accrued expenses in the accompanying unaudited condensed balance sheet and paid an aggregate of $83,333 under this agreement.

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

SEPTEMBER 30, 2025

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

NOTE 7. SHAREHOLDERS’ DEFICIT

Preference Shares — The Company is authorized to issue 5,000,000 preference shares with a par value of $0.0001 per share. As of September 30, 2025, there were no preference shares issued or outstanding.

Class A Ordinary Shares — The Company is authorized to issue 500,000,000 Class A ordinary shares with a par value of $0.0001 per share. As of September 30, 2025, there were 640,000 Class A ordinary shares issued and outstanding, excluding 22,000,000 Class A ordinary shares subject to possible redemption.

Class B Ordinary Shares — The Company is authorized to issue 50,000,000 Class B ordinary shares with a par value of $0.0001 per share. On January 8, 2025, the Sponsor made a capital contribution of $25,000, or approximately $0.004 per share, to cover certain of the Company’s expenses, for which the Company issued 6,708,333 Founder shares. In March 2025, the Company effected a share capitalization pursuant to which the Company issued an additional 958,334 Founder shares resulting in an aggregate of 7,666,667 Founder shares outstanding (up to 1,000,000 shares of which were subject to forfeiture depending on the extent to which the underwriters’ over-allotment option was exercised). On April 28, 2025, the underwriters partially exercised their over-allotment option and forfeited the unexercised balance. As a result of the partial exercise and forfeiture of the over-allotment option by the underwriters, 666,666 Founder shares are no longer subject to forfeiture and 333,334 Founder shares were forfeited, resulting in the Sponsor holding 7,333,333 Founder shares as of September 30, 2025.

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

SEPTEMBER 30, 2025

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

Rights — Except in cases where the Company is not the surviving company in a business combination as described below, each holder of a right will automatically receive one-tenth (1/10) of one ordinary share upon consummation of the initial Business Combination. The Company will not issue fractional shares in connection with an exchange of rights. Fractional shares will either be rounded down to the nearest whole share or otherwise addressed in accordance with the applicable provisions of Cayman law. In the event the Company is not the surviving company upon completion of the initial business combination, each registered holder of a right will be required to affirmatively convert his, her or its rights in order to receive the one-tenth (1/10) of one ordinary share underlying each right upon consummation of the Business Combination. If the Company is unable to complete the initial Business Combination within the required time period and the Company redeems the Public Shares for the funds held in the Trust Account, holders of rights will not receive any of such funds for their rights and the rights will expire worthless.

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

The following table presents information about the Company’s assets that are measured at fair value as of September 30, 2025 and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

	Level	September 30, 2025
Assets:
Cash and investments held in Trust Account	1	$223,843,371

In some circumstances, the inputs used to measure fair value might be categorized within different levels of the fair value hierarchy. In those instances, the fair value measurement is categorized in its entirety in the fair value hierarchy based on the lowest level input that is significant to the fair value measurement.

CRANE HARBOR ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2025

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

The CODM assesses performance for the single segment and decides how to allocate resources based on net income or loss that also is reported on the condensed statements of operations as net income or loss. The measure of segment assets is reported on the condensed balance sheet as total assets. When evaluating the Company’s performance and making key decisions regarding resource allocation the CODM reviews several key metrics, which include the following:

September 30, 2025
Cash	$572,424
Cash and investments held in Trust Account	$223,843,371

	For the Three Months Ended September 30, 2025	For the Period from January 2, 2025 (inception) through September 30, 2025
Formation, general, and administrative costs	$506,898	$765,723
Interest earned on investments held in Trust Account	$2,425,410	$3,843,371

NOTE 10. SUBSEQUENT EVENTS

The Company evaluated subsequent events and transactions that occurred after the condensed balance sheet date up to the date that the condensed financial statements were issued. Based upon this review, the Company did not identify any subsequent events, other than the below, that would have required adjustment or disclosure in the unaudited condensed financial statements.

On November 3, 2025, the Company entered into a business combination agreement (as it may be amended, supplemented or otherwise modified from time to time, the “Business Combination Agreement”) by and among the Company, Xanadu Quantum Technologies Inc., a corporation continued under the Business Corporations Act (Ontario) (the “Target”), and Xanadu Quantum Technologies Limited, a corporation incorporated under the Business Corporations Act (Ontario) (“PubCo”).

If the transactions contemplated by the Business Combination Agreement are consummated, (i) the Company will continue from the Cayman Islands Companies Act (as revised) to the Business Corporations Act (Ontario), (ii) all of the outstanding shares of Target, and the outstanding shares and rights of the Company, will be transferred to PubCo in exchange for PubCo securities, and, as a result, each of the Company and Target will become direct, wholly-owned subsidiaries of PubCo, and (iii) PubCo’s securities will be listed on the Nasdaq Stock Market LLC (the “Business Combination”).

For a further description of the Business Combination and certain agreements executed in connection therewith, see the Form 8-K filed by the Company on November 3, 2025.

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

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities from January 2, 2025 (inception) through September 30, 2025 were organizational activities, those necessary to prepare for the Initial Public Offering, described below, and subsequent to the Initial Public Offering, identifying a target company for a Business Combination. We do not expect to generate any operating revenues until after the completion of our Business Combination, at the earliest. We generate non-operating income in the form of interest income on cash and investments held in the Trust Account. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the three months ended September 30, 2025, we had net income of $1,918,512, which consists of interest earned on cash and investments held in Trust Account of $2,425,410, offset by formation, general and administrative costs of $506,898.

For the period from January 2, 2025 (inception) through September 30, 2025, we had net income of $3,077,648, which consists of interest earned on cash and investments held in Trust Account of $3,843,371, offset by formation, general and administrative costs of $765,723.

Liquidity, Capital Resources and Going Concern

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

For the period from January 2, 2025 (inception) through September 30, 2025, cash used in operating activities was $982,916. Net income of $3,077,648 was affected by interest earned on investments held in Trust Account of $3,843,371, formation costs paid by Sponsor in exchange of issuance of Class B ordinary shares of $14,204, payment of general and administrative costs of $10,420, and reclass of accrued offering costs to accrued expenses of $66,737. Changes in operating assets and liabilities used $188,543 of cash for operating activities.

As of September 30, 2025, we had cash and investments held in Trust Account of $223,843,371 (including approximately $3,843,371 of interest earnings) consisting of cash and treasury bills. We may withdraw interest from the Trust Account to pay taxes, if any. We intend to use substantially all of the funds held in the Trust Account, including any amounts representing interest earned on the Trust Account (less income taxes payable), to complete our Business Combination. To the extent that our share capital or debt is used, in whole or in part, as consideration to complete our Business Combination, the remaining proceeds held in the Trust Account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.

As of September 30, 2025, we had cash of $572,424. We intend to use the funds held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete a Business Combination.

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

In connection with the Company’s assessment of going concern considerations in accordance with ASC 205-40, “Going Concern,” as of September 30, 2025, the Company may need to raise additional capital through loans or additional investments from its Sponsor, shareholders, officers, directors, or third parties. The Company’s officers, directors and Sponsor may, but are not obligated to, loan the Company funds, from time to time or at any time, in whatever amount they deem reasonable in their sole discretion, to meet the Company’s working capital needs. Accordingly, the Company may not be able to obtain additional financing. If the Company is unable to raise additional capital, it may be required to take additional measures to conserve liquidity, which could include, but not necessarily be limited to, curtailing operations, suspending the pursuit of a potential transaction, and reducing overhead expenses. The Company cannot provide any assurance that new financing will be available to it on commercially acceptable terms, if at all.

The Company’s liquidity condition raises substantial doubt about the Company’s ability to continue as a going concern for a period of time within one year after the date that the accompanying condensed financial statements are issued. Management plans to address this uncertainty through a Business Combination. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate after the Combination Period. The Company intends to complete the initial Business Combination before the end of the Combination Period. However, there can be no assurance that the Company will be able to consummate any Business Combination by the end of the Combination Period.

Off-Balance Sheet Arrangements

We had no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of September 30, 2025. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

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

Under the supervision and with the participation of our management, including our Certifying Officers, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on the foregoing, our Certifying Officers concluded that our disclosure controls and procedures were effective as of the end of the quarterly period ended September 30, 2025.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

On April 28, 2025, we consummated the Initial Public Offering of 22,000,000 Units, including 2,000,000 Units purchased by the underwriters to cover over-allotments. The Units were sold at a price of $10.00 per Unit, generating gross proceeds to the Company of $220,000,000. Cohen & Company Capital Markets, a division of J.V.B. Financial Group, LLC (“CCM”), acted as the lead book-running manager for the Initial Public Offering and JonesTrading Institutional Services LLC (“Jones”) acted as joint book-runner. The securities sold in the Initial Public Offering were registered under the Securities Act on a registration statement on Form S-1 (File No. 333-284852). The SEC declared the registration statement effective on April 24, 2025.

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

CRANE HARBOR ACQUISITION CORP.

Date: November 12, 2025	By:	/s/ William Fradin
	Name:	William Fradin
	Title:	Chief Executive Officer
(Principal Executive Officer)

Date: November 12, 2025	By:	/s/ Thomas C. Elliott
	Name:	Thomas C. Elliott
	Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)